Form 10-Q
period 1996-03-31
PARTNERS PREFERRED YIELD II INC
filed 1996-05-13
CIK 870739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   ------------------------

Commission File Number 1-10926

                        PARTNERS PREFERRED YIELD II, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                 95-4325984
- - -------------------------------                        ------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Ave.
       Glendale, California                                           91201-2349
- - ----------------------------------------                      -----------------

(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                        --   ---

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

               3,138,603 shares of $.01 par value Series A shares
                420,875 shares of $.01 par value Series B shares 247,574 shares of $.01 par value Series C shares 163,036 shares of $.01 par value Series D shares
                ------------------------------------------------

                                      INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at March 31, 1996
     and December 31, 1995                                                   2

   Condensed Statements of Income for the three
     months ended March 31, 1996 and 1995                                    3

   Condensed Statement of Shareholders' Equity for the
     three months ended March 31, 1996                                       4

   Condensed Statements of Cash Flows for the
     three months ended March 31, 1996 and 1995                              5

   Notes to Condensed Financial Statements                                   6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         7-9

PART II.  OTHER INFORMATION                                                 10

                        PARTNERS PREFERRED YIELD II, INC.
                            CONDENSED BALANCE SHEETS


                                                                                       March 31,         December 31,
                                                                                        1996               1995
                                                                                     ------------      -------------
                                                                                     (Unaudited)
                                                        ASSETS
                                                        ------

Cash and cash equivalents                                                             $    959,000       $    936,000
Rent and other receivables                                                                  53,000             64,000
Prepaid expenses                                                                           563,000            702,000

Real estate facilities at cost:
   Building, land improvements and equipment                                            46,389,000         46,345,000
   Land                                                                                 15,060,000         15,060,000
                                                                                     -------------       ------------
                                                                                        61,449,000         61,405,000
   Less accumulated depreciation                                                       (13,880,000)       (13,373,000)
                                                                                     -------------       ------------
                                                                                        47,569,000         48,032,000
                                                                                     -------------       ------------

   Total assets                                                                       $ 49,144,000        $49,734,000
                                                                                      ============        ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------

Accounts payable                                                                      $    436,000       $    548,000
Dividends payable                                                                          997,000          1,404,000
Advance payments from renters                                                              421,000            386,000
Notes payable                                                                              300,000                  -

Shareholders' equity:
   Series A common, $.01 par value,
       4,983,165 shares authorized,
       3,138,603 shares issued and
       outstanding (3,172,303 shares
       issued and outstanding in 1995)                                                      31,000             32,000
   Convertible Series B common,
       $.01 par value, 420,875 shares                                                        4,000              4,000
       authorized, issued and outstanding
   Convertible Series C common,
       $.01 par value, 247,574 shares                                                        2,000              2,000
       authorized, issued and outstanding
   Series D common, $.01 par value
       163,036 shares authorized, issued                                                     2,000              2,000
       and outstanding
   Paid-in-capital                                                                      61,447,000         61,965,000
   Cumulative income                                                                    21,779,000         20,669,000
   Cumulative distributions                                                            (36,275,000)       (35,278,000)
                                                                                       ------------      -------------
   Total shareholders' equity                                                           46,990,000         47,396,000
                                                                                      ------------       ------------

Total liabilities and shareholders' equity                                             $49,144,000       $ 49,734,000
                                                                                       ===========       ============

                             See accompanying notes.
                                        2

                        PARTNERS PREFERRED YIELD II, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                        1996               1995
                                                                                   -------------     ---------------
REVENUES:

Rental income                                                                         $2,666,000          $2,527,000

Interest income                                                                            4,000               4,000
                                                                                   -------------     ---------------


                                                                                       2,670,000           2,531,000
                                                                                   -------------     ---------------


COSTS AND EXPENSES:

Cost of operations                                                                       835,000             797,000

Management fees paid to an affiliate                                                     139,000             152,000

Depreciation                                                                             507,000             495,000

Interest expense                                                                           7,000               5,000

Administrative                                                                            72,000              82,000
                                                                                  --------------      --------------


                                                                                       1,560,000           1,531,000
                                                                                   -------------        ------------


NET INCOME                                                                         $   1,110,000         $ 1,000,000
                                                                                   =============         ===========



Primary earnings per share - Series A                                                      $0.32              $0.27
                                                                                           =====              =====

Fully diluted earnings per share - Series A                                                $0.29              $0.26
                                                                                           =====              =====



Dividends declared per share:
   Series A                                                                                $0.28              $0.28
                                                                                           =====              =====
   Series B                                                                                $0.28              $0.28
                                                                                           =====              =====


Weighted average Common shares outstanding:
   Primary - Series A                                                                  3,145,870          3,237,303
                                                                                       =========          =========
   Fully diluted - Series A                                                            3,814,319          3,905,752
                                                                                       =========          =========


                             See accompanying notes.
                                        3

                        Partners Preferred Yield II, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                       Convertible            Convertible            Convertible
                                 Series A               Series B               Series C               Series D
                             Shares      Amount     Shares      Amount     Shares      Amount      Shares     Amount
                            ---------   -------     -------     ------     -------     ------     -------      ------

Balances at                 3,172,303   $32,000     420,875     $4,000     247,574     $2,000     163,036      $2,000
December 31, 1995

Net income                       -          -           -          -           -          -           -           -
Repurchase of shares          (33,700)    (1,000)       -          -           -          -           -           -

Cash distributions
declared:
 $.28 per share - Series A        -          -           -          -           -          -           -           -
 $.28 per share - Series B        -          -           -          -          -          -             -          -
                               -------    -------     -------    -------    --------   --------      ------     -------

Balances at March 31, 1996   3,138,603  $  31,000    420,875     $4,000     247,574     $2,000      163,036      $2,000
                             =========  =========    =======     ======     =======     ======    =========   =========




                             Cumulative
                              Paid-in       Net       Cumulative    Shareholders'
                               Capital      Income    Distributions    Equity
                             -----------   ----------- ------------   -----------

Balances at                  $61,965,000   $20,669,000   ($35,278,000)    $47,396,000
December 31, 1995

Net income                        -          1,110,000            -         1,110,000
Repurchase of shares           (518,000)          -               -          (519,000)

Cash distributions
declared:
 $.28 per share - Series A         -              -          (879,000)       (879,000)
 $.28 per share - Series B         -              -          (118,000)       (118,000)
                                -------      --------        ---------       ---------

Balances at March 31, 1996    $61,447,000   $21,779,000   ($36,275,000)    $46,990,000
                              ===========   ===========   =============    ===========

                             See accompanying notes.

                        PARTNERS PREFERRED YIELD II, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        1996               1995
                                                                                 ------------------  ----------------
Cash flows from operating activities:

   Net income                                                                      $   1,110,000      $    1,000,000
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:

     Depreciation                                                                        507,000             495,000
     Decrease in rent and other receivables                                               11,000              12,000
     Amortization of prepaid management fees                                             139,000                   -
     Increase in prepaid expenses                                                              -              (2,000)
     Decrease in accounts payable                                                       (112,000)            (45,000)
     Increase in advance payments from renters                                            35,000              16,000
                                                                                  --------------      --------------

     Total adjustments                                                                   580,000            476,000
                                                                                   -------------      -------------

     Net cash provided by operating activities                                         1,690,000          1,476,000
                                                                                    ------------        -----------

Cash flows from investing activities:

       Additions to real estate facilities                                               (44,000)          (104,000)
                                                                                    ------------        ------------

       Net cash used in investing activities                                             (44,000)          (104,000)
                                                                                    -------------        -----------

Cash flows from financing activities:

       Distributions paid to shareholders                                             (1,404,000)        (1,532,000)
       Advance from affiliate                                                                  -            500,000
       Payments of advance from  affiliate                                                     -           (500,000)
       Proceeds from Note Payable to bank                                                300,000                  -
       Purchase of Company Series A common stock                                        (519,000)           (79,000)
                                                                                     ------------      -------------

         Net cash used in financing activities                                        (1,623,000)        (1,611,000)
                                                                                      ----------         ----------

Net increase (decrease) in cash
   and cash equivalents                                                                   23,000           (239,000)
Cash and cash equivalents at
   the beginning of the period                                                           936,000            905,000
                                                                                  --------------     --------------
Cash and cash equivalents at
   the end of the period                                                          $      959,000      $     666,000
                                                                                  ==============      =============




                             See accompanying notes.

                        PARTNERS PREFERRED YIELD II, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $370,000. The Company expensed $139,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $231,000, is included in other assets in the Balance Sheet at March 31, 1996.

5. In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate (8.50% at March 31, 1996) or the bank's Libor Rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. On March 31, 1996, the outstanding balance on the credit facility was $300,000.

        As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

                        PARTNERS PREFERRED YIELD II, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $1,110,000 compared to $1,000,000 for the three months ended March 31, 1995, representing an increase of $110,000 or 11%. This increase is primarily a result of an increase in property net operating income (rental revenue less cost of operations, management fees paid to an affiliate and depreciation expense).

     Rental income for the three months ended March 31, 1996 and 1995 was $2,666,000 and $2,527,000, respectively, representing an increase of $139,000 or 6%. This increase is due to an overall increase in rental rates and occupancy levels at the Company's mini-warehouse properties. The Company's six Florida properties showed an increase of approximately $32,000 in rental revenues attributable to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89.7% and 89.4% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $1,481,000 from $1,444,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $37,000. This increase is mainly attributable to an increase in property tax expense. Property taxes increased primarily due to one-time refunds received in 1995 at several of the Company's facilities.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $139,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $21,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     Interest expense increased from $5,000 during the three months ended March 31, 1995 to $7,000 during the same period in 1996. This increase is due to higher average outstanding borrowings in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,690,000 for the three months ended March 31, 1996) cash reserves and an advance from a credit facility (see below) were sufficient to meet all current obligations of the Company including a regular distribution of $.28 per Series A common share ($997,000 in aggregate for the three months ended March 31, 1996).

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 shares of Series A common stock. The Company has repurchased 649,276 shares of Series A common stock, of which 33,700 shares were purchased in the first quarter of 1996.

     The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

     In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate (8.50% at March 31, 1996) or the bank's Libor Rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. On March 31, 1996, the outstanding balance on the credit facility was $300,000. As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

     During the first quarter of 1995, the Company borrowed and repaid $500,000 from an affiliate for working capital purposes. The advance bore interest at the prime rate plus 1%.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,500,000. Supplemental Information.

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,617,000 and $1,495,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6       Exhibits and Reports on Form 8-K

              (a) The following Exhibit is included herein:

                  (27) Financial Data Schedule

              (b)  Form 8 - K

                   None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DATED: May 13, 1996

                                PARTNERS PREFERRED YIELD II, INC.



                                BY:    /s/ Ronald L. Havner, Jr.
                                       --------------------------------
                                       Ronald L. Havner, Jr.
                                       Vice President and
                                       Chief Financial Officer