Form 10-Q
period 1996-06-30
PARTNERS PREFERRED YIELD II INC
filed 1996-08-13
CIK 870739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------    ----------------

Commission File Number 1-10926
                       -------

                        PARTNERS PREFERRED YIELD II, INC.
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                           95-4325984
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

       701 Western Avenue
       Glendale, California                                     91201-2349
- -------------------------------                       -------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               3,138,603 shares of $.01 par value Series A shares
                420,875 shares of $.01 par value Series B shares 247,574 shares of $.01 par value Series C shares 163,036 shares of $.01 par value Series D shares
                ------------------------------------------------

                                      INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three
    and six months ended June 30, 1996 and 1995                                3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                      6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            7-9


PART II.  OTHER INFORMATION                                                   10


                        PARTNERS PREFERRED YIELD II, INC.
                            CONDENSED BALANCE SHEETS


                                                                                     June 30,          December 31,
                                                                                        1996                 1995
                                                                                  ------------         ------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $ 1,500,000          $   936,000
Rent and other receivables                                                              68,000               64,000
Prepaid expenses                                                                       440,000              702,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     46,445,000           46,345,000
      Land                                                                          15,060,000           15,060,000
                                                                                  ------------         ------------
                                                                                    61,505,000           61,405,000

      Less accumulated depreciation                                                (14,390,000)         (13,373,000)
                                                                                  ------------         ------------
                                                                                    47,115,000           48,032,000
                                                                                  ------------         ------------
Total assets                                                                       $49,123,000          $49,734,000
                                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                   $   528,000          $   548,000
Dividends payable                                                                      997,000            1,404,000
Advance payments from renters                                                          422,000              386,000

Shareholders' equity:
      Series A common, $.01 par value,
           4,619,515 shares authorized,
           3,138,603 shares issued and
           outstanding (3,172,303 shares
           issued and outstanding in 1995)                                              31,000               32,000
      Convertible Series B common, $01 par
           value, 420,875 shares authorized,
           issued and outstanding                                                        4,000                4,000
      Convertible Series C common, $.01 par
           value, 247,574 shares authorized,
           issued and outstanding                                                        2,000                2,000
      Series D common, $.01 par value,
           163,036 shares authorized, issued
           and outstanding                                                               2,000                2,000

      Paid-in-capital                                                               61,447,000           61,965,000
      Cumulative income                                                             22,962,000           20,669,000
      Cumulative distributions                                                     (37,272,000)         (35,278,000)
                                                                                  ------------         ------------
      Total shareholders' equity                                                    47,176,000           47,396,000
                                                                                  ------------         ------------
Total liabilities and shareholders' equity                                         $49,123,000          $49,734,000
                                                                                  ============         ============

                             See accompanying notes.

                        PARTNERS PREFERRED YIELD II, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                         ----------------------------------         ---------------------------------
                                                1996                1995                 1996                  1995
                                          -------------        -------------         ------------        -------------

REVENUES:

Rental income                                $2,741,000           $2,624,000           $5,407,000           $5,151,000
Interest income                                   8,000                6,000               12,000               10,000
                                          -------------        -------------         ------------        -------------
                                              2,749,000            2,630,000            5,419,000            5,161,000
                                          -------------        -------------         ------------        -------------

COSTS AND EXPENSES:

Cost of operations                              847,000              804,000            1,682,000            1,601,000
Management fees
  paid to an affiliate                          139,000              157,000              278,000              309,000
Depreciation                                    510,000              499,000            1,017,000              994,000
Interest expense                                  5,000                1,000               12,000                6,000
Administrative                                   65,000               67,000              137,000              149,000
                                          -------------        -------------         ------------        -------------
                                              1,566,000            1,528,000            3,126,000            3,059,000
                                          -------------        -------------         ------------        -------------

NET INCOME                                   $1,183,000           $1,102,000           $2,293,000           $2,102,000
                                          =============        =============         ============        =============

Earnings per share:

  Primary - Series A                             $0.33                 $0.30                $0.65                $0.57
                                          =============        =============         ============        =============
  Fully diluted - Series A                       $0.31                 $0.28                $0.60                $0.54
                                          =============        =============         ============        =============

Dividends declared per share:

  Series A                                       $0.28                 $0.28                $0.56                $0.56
                                          =============        =============         ============        =============
  Series B                                       $0.28                 $0.28                $0.56                $0.56
                                          =============        =============         ============        =============

Weighted average common shares outstanding:

  Primary - Series A                          3,138,603            3,237,303            3,142,236            3,237,303
                                          =============        =============         ============        =============
  Fully diluted - Series A                    3,807,052            3,905,752            3,810,685            3,905,752
                                          =============        =============         ============        =============

                             See accompanying notes.

                        Partners Preferred Yield II, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                        Convertible            Convertible
                                   Series A               Series B               Series C               Series D
                               Shares      Amount     Shares      Amount     Shares      Amount      Shares     Amount
                              ---------  ---------    -------     ------     -------     ------    ---------   ---------

Balances at
December 31, 1995             3,172,303    $32,000    420,875     $4,000     247,574     $2,000     163,036      $2,000

Net income                            -          -          -          -           -          -           -           -
Repurchase of shares            (33,700)    (1,000)         -          -           -          -           -           -

Cash distributions declared:
 $.56 per share-Series A              -          -          -          -           -          -           -           -
 $.56 per share-Series B              -          -          -          -           -          -           -           -
                              ---------  ---------    -------     ------     -------     ------    ---------   ---------

Balances at June 30, 1996     3,138,603  $  31,000    420,875     $4,000     247,574     $2,000      163,036      $2,000
                              =========  =========    =======     ======     =======     ======    =========   =========

                                                Cumulative                         Total
                                  Paid-in            Net        Cumulative      Shareholders'
                                  Capital         Income      Distributions        Equity
                                  -------         ------      -------------        ------

Balances at
December 31, 1995                $61,965,000   $20,669,000      ($35,278,000)    $47,396,000

Net income                                 -     2,293,000                 -       2,293,000
Repurchase of shares                (518,000)            -                 -        (519,000)

Cash distributions declared:
 $.56 per share-Series A                   -             -        (1,758,000)     (1,758,000)
 $.56 per share-Series B                   -             -          (236,000)       (236,000)
                                 -----------   -----------     -------------     -----------

Balances at June 30, 1996        $61,447,000   $22,962,000      ($37,272,000)    $47,176,000
                                 ===========   ===========     =============     ===========

                             See accompanying notes.

                        PARTNERS PREFERRED YIELD II, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                -----------------------------------
                                                                                      1996                 1995
                                                                                --------------        -------------

Cash flows from operating activities:

      Net income                                                                    $2,293,000           $2,102,000

      Adjustments to  reconcile  net
        income to net cash  provided
        by  operating activities:

        Depreciation                                                                 1,017,000              994,000
        Increase in rent and other receivables                                          (4,000)                   -
        Amortization of prepaid expenses                                               278,000                    -
        Increase in prepaid expenses                                                   (16,000)              (2,000)
        (Decrease) increase in accounts payable                                        (20,000)               9,000
        Increase in advance payments from renters                                       36,000               24,000
                                                                                --------------        -------------

           Total adjustments                                                         1,291,000            1,025,000
                                                                                --------------        -------------

           Net cash provided by operating activities                                 3,584,000            3,127,000
                                                                                --------------        -------------

Cash flows from investing activities:

      Additions to real estate facilities                                             (100,000)            (133,000)
                                                                                --------------        -------------

           Net cash used in investing activities                                      (100,000)            (133,000)
                                                                                --------------        -------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (2,401,000)          (2,556,000)
      Advances from affiliate                                                          -                    700,000
      Repayment of advances from affiliate                                             -                   (700,000)
      Purchase of Company Series A common stock                                       (519,000)             (79,000)
                                                                                --------------        -------------

           Net cash used in financing activities                                    (2,920,000)          (2,635,000)
                                                                                --------------        -------------

Net increase in cash
  and cash equivalents                                                                 564,000              359,000

Cash and cash equivalents at
  the beginning of the period                                                          936,000              905,000
                                                                                --------------        -------------

Cash and cash equivalents at
  the end of the period                                                             $1,500,000           $1,264,000
                                                                                ==============        =============

                             See accompanying notes.
                                        5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $370,000. The Company expensed $278,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $92,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate or the bank's LIBOR Rate plus 2.25%. Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $300,000 on its credit facility. At June 30, 1996, there was no outstanding balance on the credit facility. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

                        PARTNERS PREFERRED YIELD II, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $2,293,000 and $2,102,000, respectively, representing an increase of $191,000 or 9%. Net income for the three months ended June 30, 1996 and 1995 was $1,183,000 and $1,102,000, respectively, representing an increase of $81,000 or 7%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the six months ended June 30, 1996 and 1995 was $5,407,000 and $5,151,000, respectively, representing an increase of $256,000 or 5%. Rental income for the three months ended June 30, 1996 and 1995 was $2,741,000 and $2,624,000, respectively, representing an increase of $117,000 or 4%. These increases are primarily due to increased rental rates at a majority of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 90% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the six months ended June 30, 1996 and 1995 was $2,977,000 and $2,904,000, respectively, representing an increase of $73,000 or 3%. Cost of operations for the three months ended June 30, 1996 and 1995 was $1,496,000 and $1,460,000, respectively, representing an increase of $36,000 or 2%. These increases are primarily attributable to an increase in property tax expense. Property taxes increased primarily due to an increase in property tax rates at the Company's Colorado and Illinois properties.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $278,000 of prepaid management fees. The amount is shown as management fees paid to an affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $46,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     During the three and six months ended June 30, 1996, the Company incurred $5,000 and $12,000, respectively, in interest expense on its line of credit facility compared to $1,000 and $6,000 incurred during the same periods in 1995 which represented interest paid on advances the Company had with an affiliate.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($3,584,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate or the bank's LIBOR Rate plus 2.25%. Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $300,000 on its credit facility. At June 30, 1996, there was no outstanding balance on the credit facility. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 shares of Series A common stock. The Company has repurchased 649,276 shares of Series A common stock, of which 33,700 shares were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

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

Supplemental Information.
- -------------------------
     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $3,310,000 and $3,096,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,693,000 and $1,601,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

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



                            DATED: August 13, 1996

                            PARTNERS PREFERRED YIELD II, INC.



                            BY:    /s/ Ronald L. Havner, Jr.
                                   ------------------------
                                   Ronald L. Havner, Jr.
                                   Senior Vice President and
                                     Chief Financial Officer