Form 10-Q
period 1996-09-30
PARTNERS PREFERRED YIELD II INC
filed 1996-11-13
CIK 870739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------    --------------------

Commission File Number 1-10926
                       -------

                        PARTNERS PREFERRED YIELD II, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                           95-4325984
-------------------------------                         -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

      701 Western Avenue
       Glendale, California                                         91201-2349
---------------------------------------                 -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               3,130,103 shares of $.01 par value Series A shares
                420,875 shares of $.01 par value Series B shares 247,574 shares of $.01 par value Series C shares 163,036 shares of $.01 par value Series D shares
                ------------------------------------------------

                                      INDEX

                                                                 Page
                                                                 ----

PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                            2

  Condensed Statements of Income for the three
   and nine months ended September 30, 1996 and 1995                3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                             4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                    5

  Notes to Condensed Financial Statements                         6-7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                 8-10


PART II.  OTHER INFORMATION                                     11-12

                        PARTNERS PREFERRED YIELD II, INC.
                            CONDENSED BALANCE SHEETS

                                                                                      September 30,          December 31,
                                                                                          1996                   1995
                                                                                --------------------      --------------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                               $ 2,091,000          $    936,000
Rent and other receivables                                                                   68,000                64,000
Prepaid expenses                                                                            434,000               702,000

Real estate facilities at cost:
   Building, land improvements and equipment                                             46,560,000            46,345,000
   Land                                                                                  15,060,000            15,060,000
                                                                                --------------------      --------------------
                                                                                         61,620,000            61,405,000

   Less accumulated depreciation                                                        (14,904,000)          (13,373,000)
                                                                                --------------------      --------------------
                                                                                         46,716,000            48,032,000
                                                                                --------------------      --------------------
Total assets                                                                            $49,309,000           $49,734,000
                                                                                ====================      ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                        $   725,000          $    548,000
Dividends payable                                                                           966,000             1,404,000
Advance payments from renters                                                               360,000               386,000

Shareholders' equity:
   Series A common, $.01 par value,
     4,619,515 shares authorized,
     3,130,103 shares issued and
     outstanding (3,172,303 shares issued
     and outstanding in 1995)                                                                31,000                32,000
   Convertible Series B common, $.01 par
     value, 420,875 shares authorized,
     issued and outstanding                                                                   4,000                 4,000
   Convertible Series C common, $.01 par
     value, 247,574 shares authorized,
     issued and outstanding                                                                   2,000                 2,000
   Series D common, $.01 par value,
     163,036 shares authorized, issued and
     outstanding                                                                              2,000                 2,000

   Paid-in-capital                                                                       61,304,000            61,965,000
   Cumulative income                                                                     24,153,000            20,669,000
   Cumulative distributions                                                             (38,238,000)          (35,278,000)
                                                                                --------------------      --------------------

   Total shareholders' equity                                                            47,258,000            47,396,000
                                                                                --------------------      --------------------

Total liabilities and shareholders' equity                                              $49,309,000           $49,734,000
                                                                                ====================      ====================



                             See accompanying notes.

                        PARTNERS PREFERRED YIELD II, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                          ------------------------------------------   --------------------------------------
                                                  1996                 1995                 1996                 1995
                                          ------------------      ------------------   ---------------      -----------------

REVENUES:

Rental income                                    $2,816,000           $2,690,000           $8,223,000           $7,841,000
Interest income                                      15,000               14,000               27,000               24,000
                                          ------------------      ------------------   ---------------      -----------------
                                                  2,831,000            2,704,000            8,250,000            7,865,000
                                          ------------------      ------------------   ---------------      -----------------

COSTS AND EXPENSES:

Cost of operations                                  890,000              816,000            2,572,000            2,417,000
Management fees paid to affiliate                   150,000              161,000              428,000              470,000
Depreciation                                        514,000              500,000            1,531,000            1,494,000
Interest expense                                          -                    -               12,000                6,000
Administrative                                       86,000               85,000              223,000              234,000
                                          ------------------      ------------------   ---------------      -----------------
                                                  1,640,000            1,562,000            4,766,000            4,621,000
                                          ------------------      ------------------   ---------------      -----------------

NET INCOME                                       $1,191,000           $1,142,000           $3,484,000           $3,244,000
                                          ==================      ==================   ===============      =================
Earnings per share:

   Primary - Series A                                $0.35                $0.32                $1.00                $0.89
                                          ==================      ==================   ===============      =================
   Fully diluted - Series A                          $0.32                $0.29                $0.92                $0.83
                                          ==================      ==================   ===============      =================

Dividends declared per share:

   Series A                                          $0.28                $0.28                $0.84                $0.84
                                          ==================      ==================   ===============      =================
   Series B                                          $0.28                $0.28                $0.84                $0.84
                                          ==================      ==================   ===============      =================

Weighted average common shares
   outstanding:

   Primary - Series A                             3,130,103            3,232,636            3,138,192            3,235,747
                                          ==================      ==================   ===============      =================
   Fully diluted - Series A                       3,798,552            3,901,085            3,806,641            3,904,196
                                          ==================      ==================   ===============      =================


                             See accompanying notes.

                        Partners Preferred Yield II, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                             Convertible            Convertible
                                       Series A               Series B               Series C               Series D
                                  Shares      Amount     Shares      Amount     Shares      Amount      Shares     Amount
                                  ------      ------     ------      ------     ------      ------      ------     ------

Balances at
  December 31, 1995            3,172,303    $32,000     420,875     $4,000     247,574     $2,000     163,036      $2,000


Net income                             -          -           -          -           -          -           -           -
Repurchase of shares             (42,200)    (1,000)          -          -           -          -           -           -

Cash distributions declared:
  $.84 per share - Series A            -          -           -          -           -          -           -           -
  $.84 per share - Series B            -          -           -          -           -          -           -           -
                               ---------   ---------   --------    --------   --------    --------   ---------    -------

Balances at
  September 30, 1996           3,130,103    $31,000     420,875     $4,000     247,574     $2,000     163,036      $2,000
                               =========   =========   ========    ========   ========    ========   =========    ========

                        Partners Preferred Yield II, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                           Cumulative                      Total
                                Paid-in       Net         Cumulative     Shareholders'
                                Capital      Income      Distributions     Equity
                                -------      ------      -------------    -----------

Balances at
  December 31, 1995          $61,965,000   $20,669,000    ($35,278,000)   $47,396,000


Net income                             -     3,484,000               -      3,484,000
Repurchase of shares           (661,000)             -               -       (662,000)

Cash distributions declared:
  $.84 per share - Series A            -             -      (2,606,000)    (2,606,000)
  $.84 per share - Series B            -             -        (354,000)      (354,000)
                               ---------      --------     -------------  ------------

Balances at
  September 30, 1996         $61,304,000   $24,153,000    ($38,238,000)   $47,258,000
                             ===========   ===========    ============    ============

                             See accompanying notes.

                        PARTNERS PREFERRED YIELD II, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                ---------------------------------------------
                                                                                          1996                   1995
                                                                                ---------------------   ---------------------

Cash flows from operating activities:

   Net income                                                                            $3,484,000            $3,244,000


   Adjustments  to  reconcile  net  income
     to net cash  provided  by
     operating activities:

   Depreciation                                                                           1,531,000             1,494,000
   Increase in rent and other receivables                                                    (4,000)               (1,000)
   Amortization of prepaid management fees                                                  370,000                     -
   Increase in prepaid expenses                                                            (102,000)               (1,000)
   Increase in accounts payable                                                             177,000               224,000
   (Decrease) increase in advance payments from renters                                     (26,000)               11,000
                                                                                ---------------------   ---------------------

     Total adjustments                                                                    1,946,000             1,727,000
                                                                                ---------------------   ---------------------

     Net cash provided by operating activities                                            5,430,000             4,971,000
                                                                                ---------------------   ---------------------

Cash flows from investing activities:

   Additions to real estate facilities                                                     (215,000)             (184,000)
                                                                                ---------------------   ---------------------

     Net cash used in investing activities                                                 (215,000)             (184,000)
                                                                                ---------------------   ---------------------

Cash flows from financing activities:

   Distributions paid to shareholders                                                    (3,398,000)           (3,572,000)
   Advances from affiliate                                                                        -               700,000
   Repayment of advances from affiliate                                                           -              (700,000)
   Purchase of Company Series A common stock                                               (662,000)             (180,000)
                                                                                ---------------------   ---------------------

     Net cash used in financing activities                                               (4,060,000)           (3,752,000)
                                                                                ---------------------   ---------------------

Net increase in cash and cash equivalents                                                 1,155,000             1,035,000

Cash and cash equivalents at the beginning of the period                                    936,000               905,000
                                                                                ---------------------   ---------------------

Cash and cash equivalents at the end of the period                                       $2,091,000            $1,940,000
                                                                                =====================   =====================


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $370,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

5. In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate or the bank's LIBOR Rate plus 2.25%. Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $300,000 on its credit facility. At September 30, 1996, there was no outstanding balance on the credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of September 30, 1996, the Company was in compliance with the covenants of the credit facility.

6. In August 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $20.39 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.39, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.39 per share of the Company's common stock series A, which amount represents the interest of the Series A Shareholders in the market value of the Company's real estate assets at June 30, 1996 (based on an independent appraisal) and the interest of the Series A Shareholders in the estimated net asset value of its other assets at December 31, 1996. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $20.39. Upon the merger, each share of the Company's common stock series B, common stock series C and common stock series D would be converted into the right to receive $12.26 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B, C and D as of the date of the merger exceeds $12.26 per share and (ii) the estimated Required REIT Distributions attributable to the Company's common stock series B of $0.83 per share. The common stock series A, B, C and D of the Company held by PSI will be cancelled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in December 1996. PSI is the Company's mini-warehouse operator and owns 27.9% of the total combined shares of the Company's common stock series A, B, C and D.

                        PARTNERS PREFERRED YIELD II, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $3,484,000 and $3,244,000, respectively, representing an increase of $240,000 or 7%. Net income for the three months ended September 30, 1996 and 1995 was $1,191,000 and $1,142,000, respectively, representing an increase of $49,000 or 4%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the nine months ended September 30, 1996 and 1995 was $8,223,000 and $7,841,000, respectively, representing an increase of $382,000 or 5%. Rental income for the three months ended September 30, 1996 and 1995 was $2,816,000 and $2,690,000, respectively, representing an increase of $126,000 or 5%. These increases are primarily due to increased rental rates at a majority of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% for both the nine month periods ended September 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $4,531,000 and $4,381,000, respectively, representing an increase of $150,000 or 3%. Cost of operations for the three months ended September 30, 1996 and 1995 was $1,554,000 and $1,477,000, respectively, representing an increase of $77,000 or 5%. These increases are primarily attributable to increases in advertising expense and property tax expense. Property taxes increased primarily due to an increase in property tax rates at the Company's Colorado and Illinois properties.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $66,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     During the nine months ended September 30, 1996, the Company incurred $12,000 in interest expense on its line of credit facility compared to $6,000 incurred during the same period in 1995 which represented interest paid on advances the Company had with an affiliate.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($5,430,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months September 30, 1996.

     In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate or the bank's LIBOR Rate plus 2.25%. Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. During the six months ended June 30, 1996, the Company borrowed and repaid $300,000 on its credit facility. At September 30, 1996, there was no outstanding balance on the credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of September 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 shares of Series A common stock. The Company has repurchased 657,776 shares of Series A common stock, of which 42,200 shares were purchased in 1996.

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


SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $5,015,000 and $4,738,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,705,000 and $1,642,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.


PROPOSED MERGER.
----------------

     See footnote 6 to financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are inapplicable.


ITEM 5.  Other Information
         -----------------

     In August 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $20.39 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.39, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.39 per share of the Company's common stock series A, which amount represents the interest of the Series A Shareholders in the market value of the Company's real estate assets at June 30, 1996 (based on an independent appraisal) and the interest of the Series A Shareholders in the estimated net asset value of its other assets at December 31, 1996. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $20.39. Upon the merger, each share of the Company's common stock series B, common stock series C and common stock series D would be converted into the right to receive $12.26 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B, C and D as of the date of the merger exceeds $12.26 per share and (ii) the estimated Required REIT Distributions attributable to the Company's common stock series B of $0.83 per share. The common stock series A, B, C and D of the Company held by PSI will be cancelled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in December 1996. PSI is the Company's mini-warehouse operator and owns 27.9% of the total combined shares of the Company's common stock series A, B, C and D.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     A) EXHIBITS: The following exhibits are included herein:

        (2) Agreement and Plan of Reorganization between the Company and PSI. Filed with PSI's Registration Statement No. 333-14161 and incorporated herein by reference.

        (27) Financial Data Schedule

     B) REPORTS ON FORM 8-K

        A Form 8-K dated August 15, 1996 was filed on August 16, 1996, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               DATED: November 13, 1996

                               PARTNERS PREFERRED YIELD II, INC.



                               BY:      /s/ Ronald L. Havner, Jr.
                                        -----------------------------
                                        Ronald L. Havner, Jr.
                                        Senior Vice President and
                                         Chief Financial Officer